Form 10-Q
period 2025-09-30
D. Boral ARC Acquisition I Corp.
filed 2025-11-05
CIK 2065779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of September 30, 2025, there were 29,200,000 Class A ordinary shares, par value $0.0001 per share, and 12,000,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

D. BORAL ARC ACQUISITION I CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

D. BORAL ARC ACQUISITION I CORP.

BALANCE SHEET

(UNAUDITED)

September 30, 2025
(Unaudited)
Assets
Cash	$570,210
Prepaid Expenses	250,009
Total Current Assets	820,219

Cash held in Trust Account	281,963,221
Total Assets	$282,783,440

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Offering Costs	$34,870
Accrued expenses	13,913
Total Current Liabilities	48,783

Total Liabilities	48,783

Commitments and Contingencies (Note 6)
Class A ordinary share subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 28,000,000 shares issued and outstanding, at redemption value of $10.07	281,963,221

Shareholders’ Equity
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,200,000 issued and outstanding (excluding 28,000,000 shares subject to redemption)	120
Class B ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 12,000,000 issued and outstanding(1)	1,200
Additional paid-in capital	-
Retained earnings	770,116
Total Shareholders’ Equity	771,436
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Equity	$282,783,440

The accompanying notes are an integral part of these unaudited financial statements.

D. BORAL ARC ACQUISITION I CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30, 2025	For the Period from March 20, 2025 (Inception) through September 30, 2025
Formation and operating costs	$(93,665)	$(135,085)

Other income:
Interest income on cash held in trust account	1,963,221	1,963,221
Total other income	1,963,221	1,963,221

Net Income	$1,869,556	$1,828,136

Weighted average shares of Class A ordinary shares outstanding, basic and diluted	18,857,143	8,845,361
Class A ordinary shares - basic and diluted net income per share	0.06	0.09

Weighted average shares of Class B ordinary shares outstanding, basic and diluted	12,109,498	11,904,455
Class B ordinary shares - basic and diluted net income per share	0.06	0.09

The accompanying notes are an integral part of these unaudited financial statements.

D. BORAL ARC ACQUISITION I CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 20, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid-In	Retained	Subscription	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Earnings	Receivable	Equity
Balance – March 20, 2025 (inception)	-	$-	-	$-	$-	$-	$-	$-
Class B ordinary shares issued to Sponsor(1)	-	-	12,321,429	1,232	23,768	-	(25,000)	-
Net loss	-	-	-	-	-	(5,420)	-	(5,420)
Balance – March 31, 2025	-	-	12,321,429	$1,232	$23,768	$(5,420)	$(25,000)	$(5,420)
Proceeds from issuance of Class B ordinary shares to Sponsor	-	-	-	-	-	-	25,000	25,000
Net loss	-	-	-	-	-	(36,000)	-	(36,000)
Balance – June 30, 2025	-		12,321,429	$1,232	$23,768	$(41,420)	$-	$(16,420)
Sale of Private Units, net of issuance costs	200,000	20	-	-	1,971,400	-	-	1,971,420
Issuance of Public Warrants, net of issuance costs	-	-	-	-	8,913,405	-	-	8,913,405
Issuance of Representative Shares	1,000,000	100	-	-	2,419,300	-	-	2,419,400
Accretion in value of Class A ordinary shares	-	-	-	-	(14,233,074)	(1,487,981)	-	(15,721,055)
reverse over-allotment option liability	-	-	-	-	860,414	429,961	-	1,290,375
Forfeiture of founder shares	-	-	(321,429)	(32)	32	-	-	-
Adjustment of accrued offering costs	-	-	-	-	44,755	-	-	44,755
Net income	-	-	-	-	-	1,869,556	-	1,869,556
Balance – September 30, 2025	1,200,000	$120	12,000,000	$1,200	$-	$770,116	$-	$771,436

The accompanying notes are an integral part of these unaudited financial statements.

D. BORAL ARC ACQUISITION I CORP.

STATEMENT OF CASH FLOWS

(UNAUDITED)

For the period from March 20, 2025 (inception) through September 30, 2025
Cash flows from Operating Activities:
Net Income	$1,828,136

Adjustments to reconcile net loss to net cash used in operating activities:
Payment of expenses through promissory note – related party	41,420
Investment income in trust account	(1,963,221)
Changes in operating assets and liabilities:
Prepaid expenses	(250,009)
Accrued Expenses	13,913
Net cash used in operating activities	(329,761)

Cash flows from investing activities:
Investment of cash in Trust Account	(280,000,000)
Net cash used in investing activities

Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discount paid	280,000,000
Proceeds from sale of private placement units	2,000,000
Repayment of promissory note	(225,461)
Payment of offering costs	(899,568)
Net cash provided by financing activities	280,899,971

Net change in cash	570,210
Cash at the beginning of the period	-
Cash at the end of the period	$570,210

Supplemental disclosure of non-cash financing activities:
Forfeiture of founder shares	$32
Deferred offering costs included accrued offering costs	$34,870
Re-measurement of ordinary shares subject to redemption	$1,963,221
Issuance of representative shares	$2,419,400

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

At September 30, 2025, the Company had not yet commenced any operations. All activity through September 30, 2025 related to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

On September 9, 2025, the Underwriters advised the Company that it has elected not to exercise the remaining over-allotment option and thereby forfeit the option. As a result, on September 9, 2025, the Company cancelled a total of 321,429 of the Company’s founder shares, issued to MFH 1, LLC thereby reducing the sponsor’s total shares to 12,000,000, which was effective from August 1, 2025.

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

Liquidity and Capital Resources

As of September 30, 2025, the Company had $570,210 of cash in its operating bank account and working capital of $771,436.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and loan from the Sponsor of $214,461 under the Note (as defined in Note 4). On August 1, 2025, the Company has repaid $225,461 under the promissory note. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2025, there were no amounts outstanding under any Working Capital Loan.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $570,210 of cash held in operating account as of September 30, 2025. The Company had no cash equivalents as of September 30, 2025.

Cash Held in Trust Account

The Company had $281,963,221 of cash in the trust account held in an interest bearing demand deposit account as of September 30, 2025.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity, and offering costs allocated to the warrants included in the Public Units and Private Units were charged to shareholder’s equity as the warrants, after management’s evaluation, were accounted for under equity treatment. As of August 1, 2025, the Company had offering costs of $3,582,634, consisting of $2,419,400 of the Representative Shares (as discussed in Note 1) and $1,163,234 of other offering costs. Approximately $143,775 of such costs were allocated to the Public Warrants and the Private Placement Units and the remainder, approximately $3,438,859 was allocated to Class A ordinary shares subject to redemption.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a BVI business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the provision for income taxes was deemed to be de minimis for the period from March 20, 2025 (inception) to September 30, 2025

Derivative Financial Instruments

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

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and Retained earnings. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of September 30, 2025, the 28,000,000 Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds from IPO, August 1, 2025	$250,000,000
Less:
Proceeds allocated to Public Warrants	(8,061,250)
Proceeds allocated to Over-allotment Option	(1,290,375)
Class A ordinary shares issuance costs	(3,438,859)
Plus:
Accretion of carrying value to redemption value	12,790,484
Class A Ordinary Shares subject to possible redemption, August 1, 2025	$250,000,000
Gross proceeds from over-allotment, August 13, 2025	30,000,000
Proceeds allocated to Public Warrants	(967,350)
Accretion of carrying value to redemption value	967,350
Class A Ordinary Shares subject to possible redemption, August 13, 2025	$280,000,000
Accretion of carrying value to redemption value	1,963,221
Class A Ordinary Shares subject to possible redemption, August 13, 2025	$281,963,221

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share of ordinary shares is computed by dividing net income or loss applicable to ordinary shareholders by the weighted average number of shares of ordinary shares outstanding during the period plus, to the extent dilutive, the incremental number of shares of ordinary shares to settle Warrants, as calculated using the treasury stock method.

The Company has not considered the effect of the Warrants sold in the Offering and Private Placement to purchase an aggregate of 10,452,550 Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method and are contingent on future events. As a result, diluted income per share of Class A ordinary shares is the same as basic income per share of ordinary shares for the period presented.

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata among the two classes of ordinary shares. Net income per share of ordinary shares is calculated by dividing the net income by the weighted average number of shares of ordinary shares outstanding during the respective period. The changes in redemption value that are accreted to Class A ordinary shares subject to redemption (see below) are representative of fair value and therefore is not factored into the calculation of earnings per share.

The following tables reflect the net income per share after allocating income between the shares based on outstanding shares:

	Three months ended September 30, 2025		For the Period from March 20, 2025 (Inception) through September 30, 2025
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income per share:
Allocation of income – basic and diluted	$1,138,466	$731,089	$779,309	$1,048,827

Denominator:
Basic and diluted weighted average share of ordinary shares:	18,857,143	12,109,498	8,845,361	11,904,455
Basic and diluted net income per share	$0.06	$0.06	$0.09	$0.09

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2025, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 3. INITIAL PUBLIC OFFERING

On August 1, 2025, the Company consummated its Initial Public Offering of 25,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000. The Company granted the underwriter a 45-day option to purchase up to an additional 3,750,000 Units at the Initial Public Offering price to cover over-allotments, if any. On August 11, 2025, the underwriters of the IPO notified the Company of their partial exercise of the over-allotment option and purchased 3,000,000 additional units (the “Option Units”) at $10.00 per unit upon the closing of the over-allotment option, generating gross proceeds of $30,000,000. On September 9, 2025, the Underwriters advised the Company that it has elected not to exercise the remaining over-allotment option and thereby forfeit the option. Each Unit consists of one Ordinary Share and one-half of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 25, 2025, the Company issued an aggregate of 12,321,429 founder shares to the Sponsor for an aggregate purchase price of $25,000 in cash. The funds were received on May 27, 2025. Such ordinary shares includes an aggregate of up to 1,607,143 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 30% of the outstanding shares after this offering (not including the Class A ordinary shares that are included within the private units). Following the partial exercise of the over-allotment option on August 11, 2025, on September 9, 2025, the Underwriters advised the Company that it has elected not to exercise the remaining over-allotment option and thereby forfeit the option. As a result, on September 9, 2025, the Company cancelled a total of 321,429 founder shares. As of September 30, 2025, sponsor held a total of 12,000,000 founder shares and none was subject to forfeiture.

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

Promissory Note – Related Party

On March 20, 2025, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $350,000, to be used for payment of costs related to the Proposed Offering. The note is non-interest bearing and payable on the earlier of (i) December 31, 2025 or (ii) the consummation of the Initial Public Offering. As of September 30, 2025, the Company has borrowed $214,461 under the promissory note with our Sponsor. On August 1, 2025, the Company has repaid $225,461 under the promissory note with the Sponsor out of the $700,000 of offering proceeds that has been allocated for the payment of offering expenses.

Administrative Services Arrangement

An affiliate of our Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company our Sponsor certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company. The Company has agreed to pay to the affiliate of our Sponsor, $20,000 per month, for up to 18 months, subject to extension to up to 21 months, as provided in the Company’s registration statement, for such administrative services. During the three months ended September 30, 2025 and for the period from March 20, wow5 (inception) to September 30, 2025, 40,000 was charged to operations and no amounts were outstanding at September 30, 2025.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Up to $2,500,000 of such loans may be convertible into private units, at a price of $10.00 per unit, at the option of the applicable lender. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2025, no amounts under such loans have been drawn.

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

Underwriting Agreement

The Company has granted the underwriters a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On August 11, 2025, the underwriters of the IPO notified the Company of their partial exercise of the over-allotment option and purchased 3,000,000 additional units (the “Option Units”) at $10.00 per unit upon the closing of the over-allotment option, generating gross proceeds of $30,000,000. On September 9, 2025, the Underwriters advised the Company that it has elected not to exercise the remaining over-allotment option and thereby forfeit the option.

The underwriters were not entitled to any cash underwriting fee at closing of the Initial Public Offering. The underwriters were entitled to 1,000,000 Representative Shares (whether or not the over-allotment is exercised) at closing of the Initial Public Offering. The underwriters will not be entitled to any deferred underwriting fee upon closing of the Business Combination.

Administrative Services Arrangement

The Company has committed to pay an affiliate of our Sponsor $20,000 per month for administrative services as discussed in Note 5 commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation.

NOTE 7. STOCKHOLDER’S EQUITY

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. On September 30, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of September 30, 2025, there were no class A ordinary shares issued or outstanding. As a result of closing of the IPO and the partial exercise of the over-allotment option partial exercise of the over-allotment option, there were 1,200,000 class A ordinary shares issued or outstanding, excluding 28,000,000 class A ordinary shares subject to possible redemption.

Class B Ordinary shares — The Company is authorized to issue 50,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. On March 25, 2025, the Company issued an aggregate of 12,321,429 ordinary shares to the Sponsor for an aggregate purchase price of $25,000 in cash, of which 1,607,143 shares held by the Sponsor are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full. Following the partial exercise of the over-allotment option on August 11, 2025 and cancellation 321,429 ordinary shares on September 9, 2025, on September 30, 2025, there were 12,000,000 ordinary shares issued and outstanding.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For the Period from March 20, 2025 (inception) through September 30, 2025
(Unaudited)
Formation and operating costs	$(135,085)
Interest income on cash held in trust account	$1,963,221
Cash held in Trust Account	$281,963,221

The key measures of segment profit or loss reviewed by the CODM are formation and operating costs, interest income on cash held in trust account, and cash held in trust account. The CODM reviews interest earned on cash or investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Within the operating expenses, the CODM specifically reviews professional service fees, which are a significant segment expense, and include legal fees and advisory fees. These expenses are monitored to manage and forecast cash available to complete a Business Combination within the required period. Other general and administrative expenses, including accounting expenses, printing expenses, and regulatory filing fees, are reviewed in the aggregate to ensure alignment with budget and contractual obligations. Funds invested in the Trust Account represent the predominant portion of the Company’s total assets and are monitored by the CODM to determine the most effective strategy of investment with the Trust Account funds, while maintaining compliance with the trust agreement.

NOTE 10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred through the date the audited financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2025 were organizational activities and those necessary to prepare for the Company’s initial public offering (“IPO”). We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to continue to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended September 30, 2025, we had a net income of $1,869,556, which comprised of operating costs of 93,665 and interest income on the trust account $1,963,221.

For the period from March 20, 2025 (inception) through September 30, 2025, we had a net income of $ 1,828,136, which comprised of operating costs of 135,085 and interest income on the trust account $1,963,221.

Liquidity and Capital Resources

As of September 30, 2025, we had available to us $570,210 of cash on our balance sheet and a working capital of $771,436.

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

On September 9, 2025, the Underwriters advised the Company that it has elected not to exercise the remaining over-allotment option and thereby forfeit the option.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On August 1, 2025, simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 200,000 units (the “Private Units”) to MFH 1, LLC, the sponsor of the Company (the “Sponsor”), at a price of $10.00 per Private Unit, generating total gross proceeds of $2,000,000 (the “Private Placement”). No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The private units will be identical to the units sold in this offering except that, so long as they are held by our sponsor or its permitted transferees, the private units (and the component securities, as well as any securities underlying those component securities) (i) are locked-up until the completion of our initial business combination (ii) will be entitled to registration rights, (iii) the Class A ordinary shares included as a component of the private units will not be entitled to redemption rights. and (iv) with respect to private warrants comprising part of the private units held by D. Boral Capital and/or their designees, will not be exercisable more than five years from the commencement of sales in this offering in accordance with FINRA Rule 5110(g)(8).

Use of Proceeds from the Public Offering

On August 1, 2025, the Company consummated its Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A Ordinary Shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000 (the “Initial Public Offering”) and incurring offering costs of 3,582,634, consisting of $2,419,400 of the Representative Shares and $1,163,634 of other offering costs.

On August 11, 2025, the underwriters of the IPO notified the Company of their partial exercise of the over-allotment option and purchased 3,000,000 additional units (the “Option Units”) at $10.00 per unit upon the closing of the over-allotment option, generating gross proceeds of $30,000,000. The over-allotment option closed on August 13, 2025.

As of the date hereof, the underwriters have not yet exercised their option to purchase an additional 750,000 Option Units pursuant to the exercise of the over-allotment option.

The securities sold in the Public Offering were registered under the Securities Act on the Company’s registration statement on Form S-1 (No. 333-286810). The SEC declared the registration statement effective on July 30, 2025.

Of the gross proceeds received from the Initial Public Offering and a portion of the proceeds of the Private Units, $250,000,000 was placed in a Trust Account at the closing on August 1, 2025. We issued 1,000,000 of the Company’s Class A ordinary shares, par value $0.0001 per share, to designees of the representative of the underwriters (the “representative shares”) at closing of the Initial Public Offering. The underwriters were not entitled to any cash underwriting fee at closing of the Initial Public Offering. The underwriters will not be entitled to any deferred underwriting fee upon closing of the Business Combination.

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

D. Boral ARC Acquisition I Corp.

Date: November 5, 2025	By:	/s/ David Boral
David Boral
Chief Executive Officer
(principal executive officer)

D. Boral ARC Acquisition I Corp.

Date: November 5, 2025	By:	/s/ John Darwin
John Darwin
Chief Financial Officer (principal financial and accounting officer)