Form 10-K
period 2025-12-31
D. Boral ARC Acquisition I Corp.
filed 2026-03-16
CIK 2065779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of June 30, 2025, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was $0.

As of March 13, 2026, there were 29,200,000 Class A ordinary shares, par value $0.0001 per share, and 12,000,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

D. BORAL ARC ACQUISITION I CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2025

i

CERTAIN TERMS

References to “the Company,” “BCAR,” “our,” “us” or “we” refer to D. Boral ARC Acquisition I Corp., a blank check company incorporated in the Cayman Islands on March 20, 2025. References to our “Sponsor” or “sponsor” refer to MFH 1, LLC, a Delaware limited liability company. References to our “IPO” or “Initial Public Offering” refer to the initial public offering of D. Boral ARC Acquisition I Corp., which closed on August 1, 2025. References to “Business Combination” or “business combination” refer to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report” or this “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

iii

part I

ITEM 1. BUSINESS

Overview

D. Boral ARC Acquisition I Corp. is a blank check company incorporated as a BVI business company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination or initial Business Combination.

Initial Public Offering and Private Placement

On August 1, 2025, D. Boral ARC Acquisition I Corp., a BVI business company (the “Company”), consummated an initial public offering (the “IPO”) of 25,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company, and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $250,000,000.

Simultaneously with the closing of the IPO, the Company completed the private placement of an aggregate of 200,000 private placement units to the Sponsor at $10.00 per unit, each private placement unit consisting of one Class A ordinary share and one-half of one redeemable warrant, each whole warrant exercisable to purchase one Class A ordinary share of the Company. The warrants contained in the private placement units are identical to the warrants included in the Units sold in the IPO, except as otherwise disclosed in the Company’s registration statement relating to the IPO. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the private placement units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

On August 11, 2025, the underwriters of the IPO notified the Company of their partial exercise of the over-allotment option and purchased 3,000,000 additional units at $10.00 per unit upon the closing of the over-allotment option, generating gross proceeds of $30,000,000. The over-allotment option closed on August 13, 2025.

Following the closing of the IPO and over-allotment, an amount of $280,000,000 ($10.00 per unit) from the net proceeds of the sale of the units in the IPO and the private placement was placed in a trust account which will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; and/or held in cash or cash items (including in demand deposit accounts). To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account. As of December 31, 2025, funds in the trust account totaled approximately $284,776,628.

On August 20, 2025, holders of the Units could elect to separately trade the ordinary shares and warrants included in its units. The ordinary shares and warrants are expected to trade on the Nasdaq Global Market (“Nasdaq”) under the symbols “BCAR” and “BCARW,” respectively. Units not separated will continue to trade on Nasdaq under the symbol “BCARU.” Holders of Units will need to have their brokers contact Odyssey Transfer and Trust Company, the Company’s transfer agent, in order to separate the Units into class A ordinary shares and warrants.

Proposed Business Combination

On January 11, 2026, the Company entered into the Agreement and Plan of Merger (the “Merger Agreement”) by and among BCAR, D. Boral ARC Merger Corporation, a Delaware corporation and wholly owned subsidiary of BCAR (“PubCo”), D. Boral Arc Merger Sub Inc. (“Merger Sub”), a Delaware corporation and a wholly-owned subsidiary of BCAR, and Exascale Labs Inc., a Delaware corporation (“Exascale”). Pursuant to the Merger Agreement, the Business Combination will be effected in two steps: (i) BCAR will reincorporate in the State of Delaware by merging with and into PubCo, with PubCo remaining as the surviving publicly traded entity (the “Reincorporation Merger”); (ii) after the Reincorporation Merger, Merger Sub will be merged with and into Exascale, resulting in Exascale being a wholly owned subsidiary of PubCo.

Consideration

The aggregate consideration for the Acquisition Merger is $500,000,000 (the “Merger Consideration”), payable in the form of 50,000,000 newly issued shares of common stock of PubCo valued at $10.00 per share to Exascale and its shareholders. At the closing of the Acquisition Merger (the “Closing”), the issued and outstanding shares in Exascale held by the former Exascale shareholders will be cancelled and cease to exist as follows:

●	Each issued and outstanding share of Exascale Class B common stock shall be cancelled and converted into the right to receive a number of shares of PubCo Class B common stock (the “PubCo Class B Shares”) equal to the quotient obtained by dividing (a) the quotient equal to the Merger Consideration divided by the fully diluted Exascale capitalization (the “Per Share Merger Consideration”) by (b) Ten Dollars ($10.00), with each such PubCo Class B Share having twenty (20) votes per share; and

●	Each issued and outstanding share of Exascale Class A common stock shall be cancelled and converted into the right to receive a number of shares of PubCo Class A common stock (the “PubCo Class A Shares”) equal to the quotient obtained by dividing (a) the Per Share Merger Consideration by (b) Ten Dollars ($10.00), with each such PubCo Class A Share having one (1) vote per share.

In addition, at the effective time of the Acquisition Merger (the “Effective Time”), each outstanding Simple Agreement for Future Equity (“SAFE”), by and between Exascale and each holder of a SAFE (the “Safeholders”), shall be cancelled and converted into the right to receive a number of PubCo Class A Shares calculated in accordance with the terms of the SAFE in the event of a Liquidity Event (as such term is defined in the SAFE).

At the Effective Time, the holders of Exascale common stock and the Safeholders will cease to have any rights with respect to Exascale securities, except the right to receive the Per Share Merger Consideration as provided in the Merger Agreement. The right of a Safeholder to receive PubCo Class A Shares shall be contingent on the execution by such Safeholder of an acknowledgement and such other agreements and other documents as Exascale deems necessary, appropriate or expedient.

For additional information, see the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2026.

Business Strategy

Our acquisition strategy focuses on identifying and acquiring a business that aligns with and enhances the extensive expertise of our management team. We will leverage our sponsor’s robust network and our management team’s comprehensive industry relationships as a leader in SPAC advisory and investment banking to generate a pipeline of compelling business combination opportunities. Following the completion of our IPO, our management team will immediately commence a disciplined process of target identification, due diligence, and transaction evaluation.

Our management team, in collaboration with D. Boral Capital, ARC Group Limited, and their respective affiliates, brings proven expertise in:

●	identifying, structuring, and executing strategic business acquisitions and divestitures;

●	successfully closing transactions in varying economic climates and market conditions across multiple jurisdictions;

●	cultivating and maintaining relationships with business owners, institutional investors, and executive leadership teams;

●	orchestrating complex transaction negotiations across diverse business environments;

●	securing strategic capital partnerships and navigating financial markets;

●	providing operational leadership, developing effective corporate strategies, and attracting and developing exceptional talent;

●	implementing post-acquisition integration strategies and synergy realization plans; and

●	driving sustainable growth through strategic initiatives, operational improvements, and calculated geographic and product line expansions.

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus on industries that complement our management team’s background, and to capitalize on the ability of our officers and directors to identify and acquire a business or businesses consistent with the experience of our management team and affiliates of our sponsor. We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will focus on these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●	Companies with an attractive competitive position

●	Companies with knowledgeable management teams with a proven track record and relevant industry experience

●	Companies with high revenue growth or the potential for high revenue growth

●	Companies with the ability to generate future profits and free cash flows

●	Companies with scalability across multiple geographies

●	Companies that benefit from being a publicly traded company

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. We may decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, and in the event we do so, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Competitive Strengths

Distinguished Leadership Team with Extensive SPAC Expertise and Public Market Transaction Experience

Our leadership team brings over 30 years of combined expertise in private equity investing and investment banking with particular specialization in SPAC transactions. This extensive experience encompasses the full lifecycle of SPAC transactions, from initial formation and IPO to target identification, due diligence, negotiation, and successful business combination closings. Since 2020, our team has successfully led or advised on more than 65 SPAC transactions with a combined transaction value exceeding $7 billion across diverse industries and global markets. Our executives have navigated complex regulatory environments, structured innovative deal terms to align investor interests, and successfully completed transactions in volatile market conditions. Our Chairman and Chief Executive Officer, David Boral, previously served as Co-President and Director of EF Hutton Acquisition Corporation I, which successfully completed its business combination with ECD Automotive Design, Inc. on December 12, 2023, demonstrating deal execution through meticulous target selection and skillful negotiation. Our Chief Financial Officer, John Darwin, served as Co-CEO and a Director of Northern Lights Acquisition Corp., which successfully completed its business combination with SHF Holdings, LLC, a fintech and banking services provider for regulated industries, in September 2022, demonstrating our team’s ability to identify emerging opportunities in industries poised for growth.

Proven Record of Identifying and Securing Proprietary Deal Flow Optimized for SPAC Transactions

The principals of D. Boral ARC Acquisition I Corp., through their roles at their respective firms and affiliates, have consistently maintained top-tier positions in SPAC league tables for completed de-SPAC transactions, regularly ranking among the top three transaction advisors in deal volume and total transaction size. This distinguished position stems from our team’s cultivated network of relationships with private equity sponsors, venture capital firms, family offices, investment banks, and industry executives that generate exclusive access to off-market opportunities. Our proprietary deal sourcing methodology combines quantitative screening with qualitative assessment to identify businesses with the optimal characteristics for successful SPAC transactions: strong growth profiles, defensible market positions, experienced management teams, and clear paths to value creation in the public markets. This access to premium deal flow, coupled with our reputation for transaction and execution excellence, positions us as a preferred partner for high-quality acquisition targets.

Demonstrated Success in Executing Transactions with High-Growth Assets Across International Markets

Our management team brings a global perspective and operational expertise across diverse international markets. We have successfully completed transactions spanning North America, Europe, Asia, and emerging markets, navigating complex cross-border regulatory environments, cultural nuances, and market-specific dynamics. This global transaction experience is particularly valuable in identifying undervalued growth opportunities outside saturated domestic markets. Our team possesses specialized knowledge in conducting thorough due diligence on international targets, structuring transactions to mitigate currency and geopolitical risks, and implementing post-acquisition integration strategies that respect local market dynamics while implementing global best practices. We have demonstrated particular expertise in identifying emerging market champions poised for global expansion and North American companies with untapped international growth potential. This cross-border transaction capability significantly expands our addressable market of potential acquisition targets beyond domestically-focused competitors.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information about the target and its industry which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds available for us to use to complete another business combination.

Initial Business Combination

We are not presently engaged in any operations. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the private placement of the private units, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under British Virgin Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement.

We have until the date that is 18 months from the closing of our IPO, with one (1) three-month extension at the option of the sponsor (as may be extended by shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination) or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such 21-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. There are no limitations on the number of times we may seek shareholder approval for an extension or the length of time of any such extension. However, if we seek shareholder approval for an extension, holders of public shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less taxes payable), divided by the number of then issued and outstanding public shares, subject to applicable law.

 If we are unable to complete our initial business combination within the completion window and do not hold a shareholder vote to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, or by such earlier liquidation date as our board of directors may approve, from the closing of our IPO, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then issued and outstanding public shares, subject to applicable law and certain conditions as further described herein. We expect the pro rata redemption price to be approximately $10.00 per public share (whether or not the over-allotment option is exercised), without taking into account any interest or other income earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors, which may take priority over the claims of our public shareholders.

If we do not complete our initial business combination within the completion window, while we do not currently intend to seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, we may elect to do so in the future. There is no limit on the number of extensions that we may seek; however, we do not expect that it will be necessary to extend the time period to consummate our initial business combination beyond 36 months from the closing of our IPO. If we determine not to or are unable to extend the time period to consummate our initial business combination or fail to obtain shareholder approval to extend the completion window, our sponsor’s investment in our founder shares and our private units will be worthless.

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding taxes payable on the interest earned on the trust account). Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors or non-managing sponsor members, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors or non-managing sponsor members. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team and our independent directors will directly or indirectly own founder shares and/or private units following our IPO and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our sponsor, executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within the completion window, or by such earlier liquidation date as our board of directors may approve, the founder shares and private units may expire worthless, except to the extent they receive liquidating distributions from assets outside the trust account, which could create an incentive for our sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under British Virgin Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target, which could materially affect our ability to complete our initial business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account.

We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, non-managing sponsor members, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors or non-managing sponsor members. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then outstanding (other than in a public offering);

●	Any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest earned on the trust account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed business combination; (iv) other time and budget constraints of the company; and (v) additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares, regardless of whether they abstain, vote for, or vote against, our initial business combination, upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (less taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. Our sponsor, officers and directors pursuant to a letter agreement with us, have agreed to waive their redemption rights with respect to their founder shares, private shares and any public shares they may acquire, and the representative of the underwriters pursuant to the underwriting agreement has agreed to waive its redemption rights with respect to its representative shares in connection with the completion of our initial business combination or otherwise. The non-managing sponsor members are not required to (i) hold any units, Class A ordinary shares or public warrants they may purchase, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination.

Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter significant competition from other entities having a business objective similar to ours (including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions), which competition may impact the attractiveness of the acquisition terms that we will be able to negotiate. Many of these entities are well-established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess financial, technical, human and other resources that are similar to or greater than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with the exercise of redemption rights by our public shareholders may reduce the resources available to us for our initial business combination and our issued and outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either or both of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

ITEM 1A. RISK FACTORS

As of the date of this Annual Report, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on August 1, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. In addition to these risk factors, the Company has identified the following additional risk factors:

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2025, the Company had $420,340 in cash held outside of the Trust Account and a working capital of $585,863. Further, we have incurred and expect to continue to incur significant costs in pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. As is customary for a special purpose acquisition company, if the Company is not able to consummate a business combination during the Combination Period, it will cease all operations and redeem the Public Shares. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in “Item 1A. Risk Factors” of this Annual Report, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for the Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in “Item 1A. Risk Factors” of this Annual Report.

ITEM 2. PROPERTIES

We currently maintain our executive offices located at 10 E. 53rd St. Suite 3001, New York, NY 10022, and our telephone number is (615) 554-0044. The cost for this space is provided to us by MFH 1, LLC, as part of the $20,000 per month payment we make to it for office space and related services. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Stock Market LLC, or Nasdaq, under the symbol “BCARU” on July 31, 2025. Our ordinary shares and warrants comprising the units began separate trading on Nasdaq on August 20, 2025, under the symbols “BCAR” and “BCARW”, respectively.

Holders of Record

As of March 10, 2025, there were three shareholders of record of the Company’s Class A ordinary shares and 2 shareholder of record of the Company’s Class B ordinary shares. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a blank check company incorporated as a BVI business company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to identify and acquire a business where we believe our management teams’ and our affiliates’ expertise will provide us with a competitive advantage, including technology, healthcare and logistics industries. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the private placement of the Private Units, the proceeds of the sale of our shares in connection with our initial Business Combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

We expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Recent Developments

On January 11, 2026, the Company entered into the Merger Agreement by and among BCAR, PubCo, Merger Sub, a Delaware corporation and a wholly-owned subsidiary of BCAR, and Exascale. Pursuant to the Merger Agreement, the Business Combination will be effected in two steps: (i) BCAR will reincorporate in the State of Delaware by merging with and into PubCo, with PubCo remaining as the surviving publicly traded entity pursuant to the Reincorporation Merger; and (ii) after the Reincorporation Merger, Merger Sub will be merged with and into Exascale, resulting in Exascale being a wholly owned subsidiary of PubCo.

The Merger Consideration for the Acquisition Merger is $500,000,000, payable in the form of 50,000,000 newly issued shares of common stock of PubCo valued at $10.00 per share to Exascale and its shareholders. At the Closing, the issued and outstanding shares in Exascale held by the former Exascale shareholders will be cancelled and cease to exist as follows:

●	Each issued and outstanding share of Exascale Class B common stock shall be cancelled and converted into the right to receive a number of shares of PubCo Class B common stock (the “PubCo Class B Shares”) equal to the quotient obtained by dividing (a) the Per Share Merger Consideration by (b) Ten Dollars ($10.00), with each such PubCo Class B Share having twenty (20) votes per share; and

●	Each issued and outstanding share of Exascale Class A common stock shall be cancelled and converted into the right to receive a number of shares of PubCo Class A common stock (the “PubCo Class A Shares”) equal to the quotient obtained by dividing (a) the Per Share Merger Consideration by (b) Ten Dollars ($10.00), with each such PubCo Class A Share having one (1) vote per share.

In addition, at the Effective Time, each outstanding SAFE, by and between Exascale and each Safeholder, shall be cancelled and converted into the right to receive a number of PubCo Class A Shares calculated in accordance with the terms of the SAFE in the event of a Liquidity Event (as such term is defined in the SAFE).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2025 were organizational activities and those necessary to prepare for the IPO. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to continue to generate non-operating income in the form of interest income on cash and marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the period from March 20, 2025 (inception) through December 31, 2025, we had a net income of $4,455,970, which consists of formation and operating costs of $320,658, and interest earned on cash held of $4,776,628.

Liquidity, Capital Resources and Going Concern Consideration

As of December 31, 2025, we had available to us $420,340 of cash on our balance sheet and a working capital of $585,863.

On August 1, 2025, the Company consummated its IPO, which consisted of 25,000,000 Units. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $250,000,000. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company, and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The Company has granted the underwriters a 45-day option to purchase up to 3,750,000 additional Units at the IPO price to cover over-allotments, if any.

Simultaneously with the closing of the IPO, pursuant to the Private Placement Units Purchase Agreement, the Company completed the private placement of an aggregate of 200,000 private placement units to the Sponsor at $10.00 per Unit, each Unit consisting of one Class A ordinary share and one-half of one redeemable warrant, each whole warrant exercisable to purchase one Class A ordinary share of the Company. The warrants contained in the private placement units are identical to the warrants included in the Units sold in the IPO, except as otherwise disclosed in the registration statement relating to the IPO. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the private placement units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

On August 11, 2025, the underwriters of the IPO notified the Company of their partial exercise of the over-allotment option and purchased 3,000,000 additional units at $10.00 per unit upon the closing of the over-allotment option, generating gross proceeds of $30,000,000. The over-allotment option closed on August 13, 2025.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of notes may be converted upon consummation of a Business Combination into additional private placement units at a price of $10.00 per unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

The Company will have until the date that is 18 months from the closing of the IPO, with one (1) three-month extension at the option of the sponsor (as may be extended further by shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination) or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such 18-month period (or 21-month period if the sponsor exercises its three month-extension option), we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. There are no limitations on the number of times we may seek shareholder approval for an extension or the length of time of any such extension. However, if we seek shareholder approval for an extension, holders of public shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less taxes payable), divided by the number of then issued and outstanding public shares, subject to applicable law. If we are unable to complete our initial business combination within 18 months from the closing of our IPO, with one (1) three-month extension at the option of the sponsor, or by such earlier liquidation date as our board of directors may approve, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then issued and outstanding public shares, subject to applicable law as further described herein.

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

Contractual Obligations

As of December 31, 2025, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor an aggregate of $20,000 per month for office space, secretarial and administrative support. We began incurring these fees on July 31, 2025, and will continue to incur these fees monthly until completion of the Company’s initial business combination or liquidation.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2025, we did not have any critical accounting estimates to be made.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2025, the Company has identified the following critical accounting policies:

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share of ordinary shares is computed by dividing net income applicable to ordinary shareholders by the weighted average number of shares of ordinary shares outstanding during the period.

The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase an aggregate of 14,100,000 Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method and are contingent on future events. As a result, diluted income per share of Class A ordinary shares is the same as basic income per share of ordinary shares for the period presented.

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income are shared pro rata among the two classes of ordinary shares. Net income per share of ordinary shares is calculated by dividing the net income by the weighted average number of shares of ordinary shares outstanding during the respective period.

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and Retained earnings. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of December 31, 2025, the 28,000,000 Class A ordinary shares subject to redemption.

Warrant Instruments

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to a company’s common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of a company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. Upon review of the warrant agreement, Management concluded that the public warrants and private warrants issued pursuant to such warrant agreement qualify for equity accounting treatment. Following the closing of the Initial Public Offering on August 1, 2025 and underwriter’s exercise of over-allotment option on August 13, 2025, the Company accounted for the 14,000,000 public warrants and 100,000 private warrants issued under equity treatment at their assigned values.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Units between Class A ordinary shares and warrants based on their relative fair values. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity, and offering costs allocated to the warrants included in the Public Units and Private Units were charged to shareholder’s equity as the warrants, after management’s evaluation, were accounted for under equity treatment. As of December 31, 2025, the Company had offering costs of $3,582,634.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position
David Boral	42	Chairman of the Board and Chief Executive Officer
John Darwin	36	Chief Financial Officer and Director
Kevin Chen	47	Independent Director
Luisa Ingargiola	58	Independent Director
Matt Laker	49	Independent Director

David Boral has served as our Chairman and Chief Executive Officer since March 2025. Mr. Boral is also the chief executive officer and founder of D. Boral Capital, a global investment bank which he established in May 2020. In his role as chief executive officer, Mr. Boral ensures that the company’s vision and strategy are executed daily through the efforts of the D. Boral Capital team. Before founding D. Boral Capital, Mr. Boral held several leadership roles in Investment Banking and Capital Markets. With approximately 20 years of experience, Mr. Boral has led and participated in a wide range of transactions, including traditional IPOs, SPAC IPOs & de-SPAC transactions, follow on and secondary offerings, private placement/PIPEs, reverse mergers, bankruptcies and restructurings, dual and cross-listings, and other private and public offerings both in the U.S. and internationally. Mr. Boral served as Co-President and a Director of EF Hutton Acquisition Corporation I, a special purpose acquisition company from March 3, 2021 until it completed its initial business combination on December 12, 2023. Mr. Boral received a BBA in Finance from the Lubin School of Business at Pace University.

John Darwin has served as our Chief Financial Officer and a member of our board of directors since March 2025. Since 2022, Mr. Darwin has served as a managing director at ARC Group Limited, a global investment bank and management consultancy firm. Mr. Darwin has deep experience as a SPAC executive, board member, and private equity investor in emerging industries across a wide range of geographies. Before joining ARC Group, Mr. Darwin was Managing Partner of Luminous Capital USA, Inc., a U.S. based private investment firm focused on emerging industries and technologies since December 2020. While at Luminous USA, Inc., Mr. Darwin was Co-Chief Executive Officer of Northern Lights Acquisition Corp. from June 2021 until its business combination in September 2022. Previously, from March 2018 to March 2021, Mr. Darwin was President of OCG, Inc., a U.S. based retail franchisor. Prior to OCG, Mr. Darwin held various roles in private equity and corporate finance and has over a decade of transaction experience in public and private entities. Mr. Darwin received his BBA in Finance from the Cox School of Business at Southern Methodist University.

Kevin Chen has served as a member of our board of directors since July 30, 2025. Mr. Chen has been serving as Chief Investment Officer and Chief Economist of Horizon Financial, a New York based investment management company that offers cross-border investment solutions to global financial institutions and individuals, since May 2018, where he is responsible for advising clients in investing in healthcare facilities in the United States, among other investment activities. Mr. Chen served as chairman of the board of directors and Chief Executive Officer of EDOC Acquisition Corp. from September 2020 to March 2024.

From November 2021 to August 2024, Mr. Chen was a board member of InFinT Acquisition Corporation (NYSE: IFIN.U), a special purpose acquisition company that completed its initial public offering in November 23, 2021. Mr. Chen served as a board member of Horizon Global Access Fund (Cayman), a segregate portfolio of Flagship Healthcare Properties Fund, a leading U.S. Healthcare REIT, from February 2019 to October 2024. He is a Member of the Economic Club of New York, a Member of the Miami Economic Club, a Member of the Council for Foreign Relations, Fellow of the Foreign Policy Association. Mr. Chen obtained his PhD in Finance from the Financial Asset Management Engineering Center at University of Lausanne, Switzerland in 2005.

Luisa Ingargiola has served as a member of our board of directors since July 30, 2025. Ms. Ingargiola served on the board of directors of Dragonfly Energy Corp. from August 2021 to October 2022. Since October 2022, Ms. Ingargiola has served as a member of the board of directors of Dragonfly Energy Holdings Corp. (NASDAQ: DFLI). Since February 2017, Ms. Ingargiola has served as Chief Financial Officer of Avalon GloboCare Corp. (NASDAQ: ALBT), a publicly listed bio-tech health care company. Prior to joining Avalon GloboCare Corp., Ms. Ingargiola served as the Chief Financial Officer and Co-Founder of MagneGas Corporation from 2007 to 2018. Ms. Ingargiola has also served as a director and Audit Committee Chair for various over-the-counter and Nasdaq companies. Ms. Ingargiola has served as a member of the board of directors and as Audit Committee Chair for Progress Acquisition Corporation from November 2020 to February 2023, as a member of the board of directors and as Audit Committee Chair for AgEagle Aerial Systems Inc. (NYSE American: UAVS) from May 2018 to November 2022, as the audit committee chair of Siyata Mobile (NASDAQ: SYTA) from December 2020 to December 2021, as a member of the board of directors for Xos, Inc. (NASDAQ: XOS) from March 2024 to June 2025, as a member of the board of directors, the Compensation Committee Chair and as audit committee chair for Electrameccanica Vehicles Corp. (Nasdaq: SOLO) since March 2018, as a member of the board and Audit Committee Chair for BioCorRx Inc. (OTC: BICX) since April 2018, as a member of the board and Audit Committee Chair of Vision Marine Technologies, Inc. (NASDAQ: VMAR) since December 2020, and as a member of the board and Audit Committee Chair of Fusion Fuel Green PLC (Nasdaq: HTOO) since February 2025. Ms. Ingargiola holds a M.B.A. in Health from the University of South Florida and a B.S. in Finance from Boston University. Ms. Ingargiola is qualified to serve on our board of directors based on her previous roles serving as Chief Financial Officer for multiple companies and extensive experience serving on multiple boards of directors for Nasdaq companies.

Matt Laker has served as a member of our board of directors since July 30, 2025. Mr. Laker has over 22 years of international strategic and operational experience in the financial services industry, with extensive expertise within the automotive finance, payments and e-commerce, and insurance and retirement sectors. Since April 2024, Mr. Laker has served as Chief of Staff for Wolfe LLC, an e-commerce and online business services company. From March 2020 to January 2024, Mr. Laker served as the Head of Enterprise Communications, Marketing & Philanthropy for Jackson National Life, a financial services company, after having served as the company’s Chief of Staff from September 2012 through March 2020. Mr. Laker began his career at Mercedes Benz Financial Services and has since held senior cross functional leadership roles in consulting, credit, program management, mergers and acquisitions, communications, philanthropy and board level engagement support. Mr. Laker holds an M.B.A. from Thunderbird School of Global Management and a B.A. in Marketing from Weber State University.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five (5) members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. Prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the British Virgin Islands (including any ordinary resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the British Virgin Islands). Holders of our public shares will not be entitled to vote on such matters during such time. These provisions of our amended and restated memorandum and articles of association relating to these rights of holders of Class B ordinary shares may be amended by a ordinary resolution passed by the affirmative vote of the holders representing at least 90% of the issued Class B ordinary shares. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, which consists of Kevin Chen and Matt Laker will expire at our first annual general meeting. The term of office of the second class of directors, which consists of John Darwin and Luisa Ingargiola, will expire at the second annual general meeting. The term of office of the third class of directors, which consists of David Boral, will expire at the third annual general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

Nasdaq rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our board of directors determined that Luisa Ingargiola, Kevin Chen and Matt Laker are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

As of the date of this Annual Report, none of our officers has received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will pay an affiliate of our sponsor $20,000 per month for office space, utilities and secretarial and administrative and support services provided to us and members of our management team. Our sponsor, officers and directors, or any affiliate of theirs, are entitled to certain payments including, but not limited to, reimbursement for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We may pay cash compensation to our independent directors for services rendered to us. Additionally, we may pay consulting, success, advisory, or finder’s fees to our sponsor, our officers or directors, our advisors, or affiliates thereof in connection with the consummation of our initial business combination. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

We have two standing committees: an audit committee and a compensation committee. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our board and has the composition and responsibilities described below.

Audit Committee

Luisa Ingargiola, Kevin Chen and Matt Laker serve as the members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Luisa Ingargiola, Kevin Chen and Matt Laker are each independent.

Luisa Ingargiola serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Luisa Ingargiola qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee will be Luisa Ingargiola, Kevin Chen, and Matt Laker. Kevin Chen serves as chair of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee of at least two members, all of whom must be independent. Luisa Ingargiola, Kevin Chen, and Matt Laker are each independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605I(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Luisa Ingargiola, Kevin Chen and Matt Laker. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, in the past year has served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with Nasdaq listing rules as required by the Dodd-Frank Act.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website.

Conflicts of Interest

Under British Virgin Islands law, directors and officers owe the following fiduciary duties: duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	duty to not improperly fetter the exercise of future discretion;

●	duty to exercise authority for the purpose for which it is conferred and a duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience of that director.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
David Boral	D. Boral Capital	Broker-dealer	Chief Executive Officer

John Darwin	ARC Group Limited	Advisory firm	Managing Director
	JD ARC Consulting LLC	Provides services to ARC Group Limited	Managing Member
	Luminous Capital USA Inc.	Investment firm	Managing Partner
	ARC Luminous GP, LLC	Investment Firm	Owned by ARC Group Limited and Luminous Capital USA, Inc.

Individual	Entity	Entity’s Business	Affiliation
Luisa Ingargiola	Dragonfly Energy Holdings Corp.	Energy storage and battery technology	Director
	Avalon GloboCare Corp.	Biotechnology	Chief Financial Officer
	Electrameccanica Vehicles Corp.	Electric vehicle industry	Director
	BioCorRx Inc.	Healthcare	Director
	Marine Technologies, Inc.		Director
	Fusion Fuel Green PLC		Director

Kevin Chen	Horizon Financial	Investment advisor	Chief Investment Officer
	ACM Macro LLC	Investment advisor	Manager
	Australian Oilseeds Investment	Manufacture and sale of sustainable oilseeds	Director
	CurrenC Group	Financial services	Director
	Capitan Investment Ltd.	Real estate	Director
	Scage International Limited	Energy heavy-duty commercial vehicles and e-fuel solutions	Director

Matt Laker	N/A	N/A	N/A

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under British Virgin Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target, which could materially affect our ability to complete our initial business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders purchased founder shares prior to the consummation of our initial public offering and purchased private units in a transaction that closed simultaneously with the closing of our IPO. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the completion of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares and the private shares if we fail to complete our initial business combination within the prescribed time frame, although they will be entitled to liquidating distributions from assets outside the trust account. If we do not complete our initial business combination within the prescribed time frame, the private units will expire worthless. Furthermore, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the completion of our initial business combination. Because each of our officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	our sponsor and members of our management team directly or indirectly own our securities, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Our sponsor invested in us an aggregate of $2,025,000, comprised of the $25,000 purchase price for the founder shares (or approximately $0.002 per share) and the $2,000,000 purchase price for the private units (or $10.00 per unit), which may be exercised on a cashless basis. Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares and if our sponsor were required to pay cash to exercise the private warrants.

●	certain members of our management team may receive compensation upon consummation of our initial business combination, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such compensation will not be received unless we consummate such business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	In the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	Similarly, if we agree to pay our sponsor or a member of our management team a finder’s fee, advisory fee, consulting fee or success fee in order to effectuate the completion of our initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as any such fee may not be paid unless we consummate such business combination.

●	We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor, officers or directors, advisor, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed to vote their founder shares and private shares, and they and the other members of our management team have agreed to vote their founder shares, private shares and any shares purchased during or after the offering in favor of our initial business combination, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction.

Limitation on Liability and Indemnification of Officers and Directors

British Virgin Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the British Virgin Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, actual fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide that our officers and directors will be indemnified by us to the fullest extent permitted by law, as it now exists or may in the future be amended, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us. Commencing on July 31, 2025, we agreed to pay our sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 13, 2026 the number of ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 13, 2026, we had (i) 28,000,000 publicly-held Class A ordinary shares issued and outstanding, (ii) 200,000 Class A ordinary shares underlying the Placement Private Units, (iii)1,000,000 Class A ordinary shares to D. Boral Capital, LLC and/or its designees as part of representative compensation (the “Representative Shares”) and (iv) 12,000,000 Class B ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of March 13, 2026.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percentage of Outstanding Shares
MFH 1, LLC (Our Sponsor)	12,000,000	(2)	28.57%
David Boral(2)	1,000,000	(3)	2.38%
John Darwin(3)(4)	12,000,000		28.57%
Kevin Chen	-		-
Luisa Ingargiola	-		-
Matt Laker	-		-
All officers and directors as a group
(5 individuals)	13,000,000		30.95%
Glazer Capital, LLC(5)	2,050,000		6.84%
Polar Asset Management Partners Inc.(6)	2,172,000		7.30%
Harraden Circle Investments, LLC(7)	2,900,000		9.93%
Linden Capital L.P.(8)	1,538,033		5.30%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is c/o D. Boral ARC Acquisition I Corp., 10 E. 53rd St. Suite 3001, New York, NY 10022.
(2)	Interests shown consist solely of representative shares, classified as Class A ordinary shares.
(3)	Interests shown consist solely of 12,000,000 founder shares, classified as Class B ordinary shares, and 200,000 private placement shares, which are classified as Class A ordinary shares. The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities.”
(4)	MFH 1, LLC is the record holder of the 12,000,000 founder shares and 200,000 private placement shares reported herein. John Darwin is the manager of MFH 1, LLC and accordingly, Mr. Darwin has sole voting and investment discretion with respect to the ordinary shares held of record by MFH 1, LLC. However, Mr. Darwin does not have an economic interest in the shares held by MFH 1, LLC.
(5)	Based on a Schedule 13G filed on November 13, 2025. The address of the holder is 250 West 55th Street, Suite 30A, New York, New York 10019.
(6)	Based on a Schedule 13G filed on November 14, 2025. The address of the holder is 16 York Street, Suite 2900, Toronto, Ontario, M5J 0E6.
(7)	Based on a Schedule 13G filed on January 22, 2026. The address of the holder is 885 Third Avenue, Suite 2600B, New York, NY 10022.
(8)	Based on a Schedule 13G filed on January 26, 2026. The address of the holder is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On March 25, 2025, our Sponsor purchased, and the Company issued to the Sponsor, 12,321,429 Class B ordinary shares for an aggregate purchase price of $25,000. Following the closing of the IPO on August 1,2025 and the partial exercise of the over-allotment option on August 11, 2025, 321,429 Class B ordinary shares were cancelled on September 9, 2025.

Our Sponsor purchased an aggregate of 200,000 private units at $10.00 per private unit (for a total purchase price of $2,000,000). These purchases of private units took place as a private placement simultaneously with the consummation of the IPO, the over-allotment option and the sale of the public units.

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor, officers or directors, advisor, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account.

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

Administrative Services Arrangement

An affiliate of our Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company our Sponsor certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company. The Company has agreed to pay to the affiliate of our Sponsor, $20,000 per month, for up to 18 months, subject to extension to up to 21 months, as provided in the Company’s registration statement, for such administrative services. For the period from March 20, 2025 (inception) to December 31, 2025, $100,000 was charged to operations and no amounts were outstanding at December 31, 2025.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Up to $2,500,000 of such loans may be convertible into private units, at a price of $10.00 per unit, at the option of the applicable lender. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2025, no amounts under such loans have been drawn.

Representative Shares

On August 1, 2025, the Company issued 1,000,000 representative shares to D. Boral Capital, LLC and/or its designees (whether or not the over-allotment is exercised) as part of representative compensation (the “Representative Shares”). The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of our IPO pursuant to FINRA Rule 5110(e)(1). Pursuant to this FINRA lock-up, these securities cannot be sold, transferred, assigned, pledged or hypothecated or the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days from the commencement of sales of the Initial Public Offering except as permitted under FINRA Rule 5110(e)(2), including to any underwriter and selected dealer participating in the Initial Public Offering and their officers or partners, registered persons or affiliates. The Representative Shares have resale registration rights including two demand (one at the Company’s expense and one at D. Boral Capital, LLC’s expense) and unlimited “piggy-back” rights for periods of five and seven years, respectively, from the commencement of sales of the Initial Public Offering.

Any of the foregoing payments to our sponsor, repayments of loans from our sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, representative shares and private units, which is described under the heading “Principal Shareholders — Registration Rights.”

As described herein, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under British Virgin Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

Related Party Policy

The audit committee of our board of directors have adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year-end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy include: (i) our directors, nominees for director or officers or any person who has served in such roles since the beginning of the most recent fiscal year, even if he or she does not currently serve in that role; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) if the related party is a director or an immediate family member of a director, the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	Repayment of up to an aggregate of $350,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	reimbursement for office space, utilities and secretarial, and administrative support services made available to us by an affiliate of our sponsor, in an amount equal to $20,000 per month;

●	Payment of consulting, success or finder fees to our independent directors, advisor, or their respective affiliates in connection with the consummation of our initial business combination;

●	We may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $2,500,000 of such loans may be convertible into private units of the post-business combination entity at a price of $10.00 per unit at the option of the applicable lender. Such units would be identical to the private units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

Director Independence

For a description of the director independence, see “- Part III, Item 10 - Directors, Executive Officers and Corporate Governance”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Guangdong Prouden CPAs GP, or Prouden, acts as our independent registered public accounting firm. The following is a summary of fees paid to Prouden for services rendered.

Audit Fees. For the years ended December 31, 2025, fees for our independent registered public accounting firm were approximately $41,000, for the services Prouden performed in connection with the audit of our December 31, 2025 financial statements.

Audit-Related Fees. For the years ended December 31, 2025, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the years ended December 31, 2025, fees for our independent registered public accounting firm were approximately $0, for the services Prouden performed in connection with tax compliance, tax advice and tax planning.

All Other Fees. For the years ended December 31, 2025, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

D. BORAL ARC ACQUISITION I CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

D. Boral ARC Acquisition I Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of D. Boral ARC Acquisition I Corp. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the period from March 20, 2025 (Inception) through December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from March 20, 2025 (Inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company is a blank check company that was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and the Company’s business plan is dependent on the completion of a business combination within the Combination period and if not completed will cease all operations except for the purpose of liquidating. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Guangdong Prouden CPAs GP

Guangdong Prouden CPAs GP

We have served as the Company’s auditor since 2025.

Guangzhou, China

March 13, 2026

PCAOB ID NO. 7254

D. Boral ARC Acquisition I Corp.

Consolidated BALANCE SHEETs

December 31, 2025
ASSETS
Current Assets
Cash	$420,340
Prepaid expenses	203,134
Total Current Assets	623,474

Cash held in trust account	284,776,628

Total Assets	$285,400,102

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$37,611
Total Current Liabilities	37,611

Total Liabilities	37,611

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 28,000,000 shares issued and outstanding, at redemption value of $10.17	284,776,628

Shareholders’ Equity
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,200,000 issued and outstanding (excluding 28,000,000 shares subject to redemption)	120
Class B ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 12,000,000 issued and outstanding	1,200
Additional paid-in capital	-
Retained earnings	584,543
Total Shareholders’ Equity	585,863
Total Liabilities and Shareholders’ Equity	$285,400,102

The accompanying notes are an integral part of these consolidated financial statements

D. Boral ARC Acquisition I Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Period from March 20, 2025 (Inception) through December 31, 2025
Formation and operating costs	$(320,658)
Loss from Operations	(320,658)

Other Income
Interest income on trust account	4,776,628
Net Income	$4,455,970

Weighted average shares outstanding of Class A ordinary shares	15,393,007
Basic and diluted net income per ordinary share	$0.16
Weighted average shares outstanding of Class B ordinary share	11,935,190
Basic and diluted net income per ordinary share	$0.16

The accompanying notes are an integral part of these consolidated financial statements

D. Boral ARC Acquisition I Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM MARCH 20, 2025 (INCEPTION) THROUGH December 31, 2025

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid-In	Retained	Subscription	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Earnings	Receivable	Equity
Balance – March 20, 2025 (inception)	-	$-	-	$-	$-	$-	$-	$-
Class B ordinary shares issued to Sponsor	-	-	12,321,429	1,232	23,768	-		25,000
Sale of Private Units, net of issuance costs	200,000	20	-	-	1,971,400	-	-	1,971,420
Issuance of Public Warrants, net of issuance costs	-	-	-	-	8,913,405	-	-	8,913,405
Issuance of Representative Shares	1,000,000	100	-	-	2,419,300	-	-	2,419,400
Accretion in value of Class A ordinary shares	-	-	-	-	(14,233,074)	(4,301,388)	-	(18,534,462)
reverse over-allotment option liability	-	-	-	-	860,414	429,961	-	1,290,375
Forfeiture of founder shares	-	-	(321,429)	(32)	32	-	-	-
Adjustment of accrued offering costs	-	-	-	-	44,755	-	-	44,755
Net income	-	-	-	-	-	4,455,970	-	4,455,970
Balance – December 31, 2025	1,200,000	$120	12,000,000	$1,200	$-	$584,543	$-	$585,863

The accompanying notes are an integral part of these consolidated financial statements

D. Boral ARC Acquisition I Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the period from March 20, 2025 (inception) through December 31, 2025
Cash flows from operating activities:
Net income	$4,455,970
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on trust account	(4,776,628)
Payment of expenses through promissory note – related party	41,420
Changes in operating assets and liabilities:
Prepaid expenses	(203,134)
Accrued expenses	37,611
Net cash used in operating activities	(444,761)

Cash flows from investing activities:
Investment of cash in Trust Account	(280,000,000)
Net cash provided by investing activities	(280,000,000)

Cash flows from financing activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discount paid	280,000,000
Proceeds from sale of private placement units	2,000,000
Repayment of promissory note	(225,461)
Payment of offering costs	(934,438)
Net cash used in financing activities	280,865,101

Net change in cash	420,340
Cash at the beginning of the period	-
Cash at the end of the period	$420,340

Supplemental disclosure of non-cash investing and financing activities:
Forfeiture of founder shares	$32
Re-measurement of ordinary shares subject to redemption	$4,776,628
Issuance of representative shares	$2,419,400

The accompanying notes are an integral part of these consolidated financial statements

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

At December 31, 2025, the Company had not yet commenced any operations. All activity through December 31, 2025 related to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s sponsor is MFH 1, LLC(the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on July 30, 2025. On August 1, 2025, the Company consummated its Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A Ordinary Shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000 (the “Initial Public Offering”). The Company granted the underwriter a 45-day option to purchase up to an additional 3,750,000 Units at the Initial Public Offering price to cover over-allotments, if any.

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

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS (Continued)

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

The sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the completion of our initial business combination; (ii) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares and private shares if the Company fail to complete our initial business combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fail to complete our initial business combination within the prescribed time frame and to liquidating distributions from assets outside the trust account; and (iv) vote any founder shares and private shares held by them and any public shares they may purchase (including in open market and privately-negotiated transactions) in favor of our initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction).

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS (Continued)

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

The Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent auditors), or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked our sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and the Company believe that our sponsor’s only assets are securities of our company. Therefore, the Company cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, the Company may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

On January 11, 2026, D. Boral ARC Acquisition I Corp. (“BCAR” or the “Company”) entered into the Agreement and Plan of Merger (the “Merger Agreement”) by and among BCAR, D. Boral ARC Merger Corporation, a Delaware corporation and wholly owned subsidiary of BCAR (“PubCo”), D. Boral Arc Merger Sub Inc. (“Merger Sub”), a Delaware corporation and a wholly-owned subsidiary of BCAR, and Exascale Labs Inc., a Delaware corporation (“Exascale”). Pursuant to the Merger Agreement, the Business Combination will be effected in two steps: (i) BCAR will reincorporate in the State of Delaware by merging with and into PubCo, with PubCo remaining as the surviving publicly traded entity (the “Reincorporation Merger”); (ii) after the Reincorporation Merger, Merger Sub will be merged with and into Exascale, resulting in Exascale being a wholly owned subsidiary of PubCo (the “Acquisition Merger” and together with the Reincorporation Merger, the “Business Combination”).

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS (Continued)

The aggregate consideration for the Acquisition Merger is $500,000,000 (the “Merger Consideration”), payable in the form of 50,000,000 newly issued shares of common stock of PubCo valued at $10.00 per share to Exascale and its shareholders. At the closing of the Acquisition Merger (the “Closing”), the issued and outstanding shares in Exascale held by the former Exascale shareholders will be cancelled and cease to exist as follows:

●	Each issued and outstanding share of Exascale Class B common stock shall be cancelled and converted into the right to receive a number of shares of PubCo Class B common stock (the “PubCo Class B Shares”) equal to the quotient obtained by dividing (a) the quotient equal to the Merger Consideration divided by the fully diluted Exascale capitalization (the “Per Share Merger Consideration”) by (b) Ten Dollars ($10.00), with each such PubCo Class B Share having twenty (20) votes per share; and

●	Each issued and outstanding share of Exascale Class A common stock shall be cancelled and converted into the right to receive a number of shares of PubCo Class A common stock (the “PubCo Class A Shares”) equal to the quotient obtained by dividing (a) the Per Share Merger Consideration by (b) Ten Dollars ($10.00), with each such PubCo Class A Share having one (1) vote per share.

Liquidity, Capital Resources and Going Concern Consideration

As of December 31, 2025, the Company had $420,340 of cash in its operating bank account and working capital of $585,863.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and loan from the Sponsor of $225,461 under the Note (as defined in Note 4). On August 1, 2025, the Company has repaid $225,461 under the promissory note. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2025, there were no amounts outstanding under any Working Capital Loan.

The Company expects to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” the Company does not currently have adequate liquidity to sustain operations, which consist solely of pursuing a Business Combination.

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS (Continued)

The Company may raise additional capital through loans or additional investments from the Sponsor or its shareholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

While the Company expects to have access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. The liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The consolidated financial statements as of December 31, 2025 and for period from March 20, 2025 (inception) through December 31, 2025 are audited. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the periods.

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

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $420,340 in cash as of December 31, 2025 The Company had no cash equivalents as of December 31, 2025.

Cash Held in Trust Account

The Company had $284,776,628 of cash in the trust account held in an interest bearing demand deposit account as of December 31, 2025.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Units between Class A ordinary shares and warrants based on their relative fair values. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity, and offering costs allocated to the warrants included in the Public Units and Private Units were charged to shareholder’s equity as the warrants, after management’s evaluation, were accounted for under equity treatment. As of August 1, 2025, the Company had offering costs of $3,582,634, consisting of $2,419,400 of the Representative Shares (as discussed in Note 1) and $1,163,234 of other offering costs. Approximately $143,775 of such costs were allocated to the Public Warrants and the Private Placement Units and the remainder, approximately $3,438,859 was allocated to Class A ordinary shares subject to redemption. As of December 31, 2025, the Company had offering costs of $3,582,634.

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered to be an exempted British Virgin Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the provision for income taxes was deemed to be de minimis for the period from March 20, 2025 (inception) to December 31, 2025.

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

Warrant Instruments

We account for Warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to a company’s common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of a company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of Warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. Upon review of the Warrant Agreement, Management concluded that the public warrants and private warrants issued pursuant to such warrant agreement qualify for equity accounting treatment. Following the closing of the Initial Public Offering on August 1, 2025 and underwriter’s exercise of over-allotment option on August 13, 2025, the Company accounted for the 14,000,000 public warrants and 100,000 private warrants issued under equity treatment at their assigned values.

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and Retained earnings. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of December 31, 2025, the 28,000,000 Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds from IPO, August 1, 2025	$280,000,000
Less:
Proceeds allocated to Public Warrants	(9,028,600)
Proceeds allocated to Over-allotment Option	(1,290,375)
Class A ordinary shares issuance costs	(3,438,859)
Plus:
Accretion of carrying value to redemption value	18,534,462
Class A ordinary shares subject to possible redemption, December 31, 2025	$284,776,628

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share of ordinary shares is computed by dividing net income applicable to ordinary shareholders by the weighted average number of shares of ordinary shares outstanding during the period.

The Company has not considered the effect of the Warrants sold in the Offering and Private Placement to purchase an aggregate of 14,100,000 Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method and are contingent on future events. As a result, diluted income per share of Class A ordinary shares is the same as basic income per share of ordinary shares for the period presented.

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income are shared pro rata among the two classes of ordinary shares. Net income per share of ordinary shares is calculated by dividing the net income by the weighted average number of shares of ordinary shares outstanding during the respective period.

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following tables reflect the net income per share after allocating income between the shares based on outstanding shares:

	For the Period from March 20, 2025 (Inception) through December 31, 2025
	Class A	Class B
Numerator:
Basic and diluted net income per share:
Allocation of income – basic and diluted	$2,509,890	$1,946,080

Denominator:
Basic and diluted weighted average share of ordinary shares:	15,393,007	11,935,190
Basic and diluted net income per share	$0.16	$0.16

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2025, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 25, 2025, the Company issued an aggregate of 12,321,429 founder shares to the Sponsor for an aggregate purchase price of $25,000 in cash. The funds were received on May 27, 2025. Following the partial exercise of the over-allotment option on August 11, 2025, on September 9, 2025, the Underwriters advised the Company that it has elected not to exercise the remaining over-allotment option and thereby forfeit the option. As a result, on September 9, 2025, the Company cancelled a total of 321,429 founder shares. As of December 31, 2025, sponsor held a total of 12,000,000 founder shares and none was subject to forfeiture.

The founder shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the units being sold in the IPO, and holders of founder shares have the same shareholder rights as public shareholders, except that (i) the founder shares are subject to certain transfer restrictions, as described in more detail below, (ii) the founder shares are entitled to registration rights; (iii) our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to (A) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the completion of our initial business combination, (B) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (a) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, (C) waive their rights to liquidating distributions from the trust account with respect to their founder shares and private shares if we fail to complete our initial business combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within such time period and to liquidating distributions from assets outside the trust account and (D) vote any founder shares held by them and any public shares they may purchase (including in open market and privately-negotiated transactions) in favor of our initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction), (iv) the founder shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in our amended and restated memorandum and articles of association, and (v) prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the British Virgin Islands (including any ordinary resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the British Virgin Islands).

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

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

NOTE 5. RELATED PARTY TRANSACTIONS (Continued)

Administrative Services Arrangement

An affiliate of our Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company our Sponsor certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company. The Company has agreed to pay to the affiliate of our Sponsor, $20,000 per month, for up to 18 months, subject to extension to up to 21 months, for such administrative services. For the period from March 20, 2025 (inception) to December 31, 2025, $100,000 was charged to operations and no amounts were outstanding at December 31, 2025.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Up to $2,500,000 of such loans may be convertible into private units, at a price of $10.00 per unit, at the option of the applicable lender. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2025, no amounts under such loans have been drawn.

Representative Shares

On August 1, 2025, the Company issued 1,000,000 representative shares to D. Boral Capital, LLC and/or its designees (whether or not the over-allotment is exercised) as part of representative compensation (the “Representative Shares”). The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of the IPO pursuant to FINRA Rule 5110(e)(1). Pursuant to this FINRA lock-up, these securities cannot be sold, transferred, assigned, pledged or hypothecated or the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days from the commencement of sales of the Initial Public Offering except as permitted under FINRA Rule 5110(e)(2), including to any underwriter and selected dealer participating in the Initial Public Offering and their officers or partners, registered persons or affiliates. The Representative Shares have resale registration rights including two demand (one at the Company’s expense and one at D. Boral Capital, LLC’s expense) and unlimited “piggy-back” rights for periods of five and seven years, respectively, from the commencement of sales of the Initial Public Offering.

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

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

NOTE 6. COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 7. STOCKHOLDER’S EQUITY

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. On December 31, 2025, there were no preferred shares issued or outstanding.

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

Class B Ordinary shares — The Company is authorized to issue 50,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. On March 25, 2025, the Company issued an aggregate of 12,321,429 ordinary shares to the Sponsor for an aggregate purchase price of $25,000 in cash, of which 1,607,143 shares held by the Sponsor are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full. Following the partial exercise of the over-allotment option on August 11, 2025 and cancellation 321,429 ordinary shares on September 9, 2025, on December 31, 2025, there were 12,000,000 ordinary shares issued and outstanding.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or at any time prior thereto at the option of the holder thereof, on a one-for-one basis, subject to adjustment as provided herein. Because our sponsor acquired the Class B ordinary shares at a nominal price, our public shareholders will incur an immediate and substantial dilution upon the closing of the IPO, assuming no value is ascribed to the warrants included in the units. In the case that additional Class A ordinary shares, or equity-linked securities (as described herein), are issued or deemed issued in excess of the amounts issued in the IPO and related to the closing of our initial business combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 30% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the IPO (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares that are included within the private units), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any units issued to our sponsor or any of its affiliates or to our officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial business combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

NOTE 7. STOCKHOLDER’S EQUITY (Continued)

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

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

NOTE 7. STOCKHOLDER’S EQUITY (Continued)

The private warrants are identical to the warrants sold in the IPO except that, so long as they are held by our sponsor or its permitted transferees, the private warrants (i) are locked-up until the completion of our initial business combination and (ii) will be entitled to registration rights.

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

The exercise price is $11.50 per share, subject to adjustment as described herein. In addition, if (x) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial shareholders or their affiliates, without taking into account any founder shares held by our initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

NOTE 8. FAIR VALUE MEASUREMENTS (Continued)

The following table presents information about the Company’s assets that are measured at fair value as of August 1, 2025 and December 31,2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	August 1, 2025
Liability:
Fair value of over-allotment liability	3	$1,290,375
Equity:
Fair value of Public Warrants for Class A ordinary shares subject to possible redemption allocation	3	$8,061,250

	Level	December 31, 2025
Asset:
Cash held in trust	1	$284,776,628

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

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For the Period from March 20, 2025 (inception) through December 31, 2025
(Unaudited)
Formation and operating costs	$(320,658)
Interest income on cash held in trust account	$4,776,628
Cash held in Trust Account	$284,776,628

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

NOTE 10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred up to the date the consolidated financial statements were available to issue. Based upon this review, the Company identified the following subsequent events:

On January 11, 2026, D. Boral ARC Acquisition I Corp. (“BCAR” or the “Company”) entered into the Agreement and Plan of Merger (the “Merger Agreement”) by and among BCAR, D. Boral ARC Merger Corporation, a Delaware corporation and wholly owned subsidiary of BCAR (“PubCo”), D. Boral Arc Merger Sub Inc. (“Merger Sub”), a Delaware corporation and a wholly-owned subsidiary of BCAR, and Exascale Labs Inc., a Delaware corporation (“Exascale”). Pursuant to the Merger Agreement, the Business Combination will be effected in two steps: (i) BCAR will reincorporate in the State of Delaware by merging with and into PubCo, with PubCo remaining as the surviving publicly traded entity (the “Reincorporation Merger”); (ii) after the Reincorporation Merger, Merger Sub will be merged with and into Exascale, resulting in Exascale being a wholly owned subsidiary of PubCo (the “Acquisition Merger” and together with the Reincorporation Merger, the “Business Combination”).

EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report.

Exhibit No.	Description
2.1	Business Combination Agreement, dated January 11, 2026, by and among D. Boral ARC Acquisition I Corp., D. Boral ARC Merger Corporation, D. Boral Arc Merger Sub Inc. and Exascale Labs Inc. (incorporated by reference to exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 13, 2026)
3.2	Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 5, 2025)
4.5*	Description of Securities
10.1	Letter Agreement among the Registrant, MFH 1, LLC and each of the executive officers and directors of the Registrant (incorporated by reference to exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on August 5, 2025)
10.2	Investment Management Trust Agreement between Odyssey Transfer and Trust Company and the Registrant (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 5, 2025)
10.3	Registration Rights Agreement among the Registrant, MFH 1, LLC and the Holders signatory thereto (incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 5, 2025)
10.4	Private Placement Warrants Purchase Agreement between the Registrant and MFH 1, LLC (incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 5, 2025)
10.5	Form of Indemnity Agreement (incorporated by reference to exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on August 5, 2025)
10.6	Administrative Services Agreement, dated July 30, 2025, by and between the Company and the Sponsor (incorporated by reference to exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on August 5, 2025)
10.7	Warrant Agreement, dated July 30, 2025, by and between the Company and Odyssey Transfer and Trust Company, as warrant agent (incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 5, 2025)
10.8	Sponsor Support Agreement dated January 11, 2026 (incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 13, 2026)
10.9	Company Support Agreement, dated as of January 2025 (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 13, 2026)
10.10	Form of Lock-up Agreement (incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on January 13, 2026)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D. BORAL ARC ACQUISITION I CORP.
Dated: March 13, 2026
	By:	/s/ David Boral
	Name:	David Boral
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Boral	Chief Executive Officer and Chairman	March 13, 2026
David Boral	(Principal Executive Officer)

/s/ John Darwin	Chief Financial Officer and Director	March 13, 2026
John Darwin	(Principal Accounting and Financial Officer)

/s/ Kevin Chen	Director	March 13, 2026
Kevin Chen

/s/ Luisa Ingargiola	Director	March 13, 2026
Luisa Ingargiola

/s/ Matt Laker	Director	March 13, 2026
Matt Laker