Form 10-Q
period 2026-03-31
D. Boral ARC Acquisition I Corp.
filed 2026-05-15
CIK 2065779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 15, 2026, there were 28,561,542 Class A ordinary shares, par value $0.0001 per share, and 12,000,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

D. BORAL ARC ACQUISITION I CORP.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION:		1
Item 1.	Consolidated Condensed Financial Statements:	1
	Consolidated Condensed Balance Sheets as of March 31, 2026 (unaudited) and December 31, 2025	1
	Consolidated Condensed Statements of Operations for the three months ended March 31, 2026 and for the period from March 20, 2025 (inception) through March 31, 2025	2
	Consolidated Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended March 31, 2026 and for the period from March 20, 2025 (inception) through March 31, 2025	3
	Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2026 and for the period from March 20, 2025 (inception) through March 31, 2025	4
	Notes to Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23

PART II - OTHER INFORMATION:		24
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

D. BORAL ARC ACQUISITION I CORP.

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2025	March 31, 2026
	(Audited)	(Unaudited)
ASSETS
Current Assets
Cash	$420,340	$243,576
Prepaid expenses	203,134	156,259
Total Current Assets	623,474	399,835

Cash held in trust account	284,776,628	287,319,687
Total Assets	$285,400,102	$287,719,522

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$37,611	$345,713
Total Current Liabilities	37,611	345,713

Total Liabilities	37,611	345,713

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 28,000,000 shares issued and outstanding, at redemption value of $10.26 on March 31, 2026 and $10.17 on December 31, 2025, respectively	284,776,628	287,319,687

Shareholders’ Equity
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,200,000 issued and outstanding (excluding 28,000,000 shares subject to redemption)	120	120
Class B ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 12,000,000 issued and outstanding	1,200	1,200
Additional paid-in capital	-	-
Retained earnings	584,543	52,802
Total Shareholders’ Equity (Deficit)	585,863	54,122
Total Liabilities and Shareholders’ Equity (Deficit)	$285,400,102	$287,719,522

The accompanying notes are an integral part of these unaudited condensed financial statements.

D. BORAL ARC ACQUISITION I CORP.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Period from March 20, 2025 (Inception) through March 31, 2025	For the three months ended March 31, 2026
Formation and operating costs	$(5,420)	$(531,741)

Other income:
Interest income on cash held in trust account	-	2,543,059
Total other income	-	2,543,059

Net (loss)/income	$(5,420)	$2,011,318

Weighted average shares of Class A ordinary shares outstanding, basic and diluted	-	29,200,000
Class A ordinary shares - basic and diluted net income per share	0.00	0.07

Weighted average shares of Class B ordinary shares outstanding, basic and diluted	10,714,286	12,000,000
Class B ordinary shares - basic and diluted net income per share	0.00	0.17

The accompanying notes are an integral part of these unaudited financial statements.

D. BORAL ARC ACQUISITION I CORP.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid-In	Accumulated	Subscription	Total Shareholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balance – January 1, 2026	1,200,000	$120	12,000,000	$1,200	$-	$584,543	$-	$585,863
Accretion in value of Class A ordinary shares	-	-	-	-	-	(2,543,059)	-	(2,543,059)
Net income	-	-	-	-	-	2,011,318	-	2,011,318
Balance – March 31, 2026	1,200,000	$120	12,000,000	$1,200	$-	$52,802	$-	$54,122

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES SHAREHOLDER’S EQUITY (DEFICIT)

FOR THE PERIOD FROM MARCH 20, 2025 (INCEPTION) THROUGH MARCH 31, 2025

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid-In	Accumulated	Subscription	Total Shareholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balance – March 20, 2025 (inception)	-	$-	-	$-	$-	$-	$-	$-
Class B ordinary shares issued to Sponsor(1)	-	-	12,321,429	1,232	23,768	-	(25,000)	-
Net loss	-	-	-	-	-	(5,420)	-	(5,420)
Balance – March 31, 2025	-	$-	12,321,429	$1,232	$23,768	$(5,420)	$(25,000)	$(5,420)

(1)	Includes an aggregate of 321,429 Ordinary Shares cancelled on September 9, 2025 to the extent that the underwriters’ over-allotment was not exercised.

The accompanying notes are an integral part of these unaudited financial statements.

D. BORAL ARC ACQUISITION I CORP.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the period from March 20, 2025 (inception) through March 31, 2025	For the three months ended March 31, 2026
Cash flows from Operating Activities:
Net (loss)/income	$(5,420)	$2,011,318

Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Payment of expenses through promissory note – related party	5,420	-
Investment income in trust account	-	(2,543,059)
Changes in operating assets and liabilities:
Prepaid expenses	-	46,875
Accrued Expenses	-	308,102
Net cash used in operating activities	-	(176,764)

Cash flows from investing activities:
Investment of cash in Trust Account	-	-
Net cash used in investing activities

Proceeds from issuance of Class B ordinary shares to Sponsor	-	-
Proceeds from sale of Units, net of underwriting discount paid	-	-
Proceeds from sale of private placement units	-	-
Repayment of promissory note	-	-
Payment of offering costs	-	-
Net cash provided by financing activities	-	-

Net change in cash	-	(176,764)
Cash at the beginning of the period	-	420,340
Cash at the end of the period	$-	$243,576

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in promissory note	$48,420	$-
Accretion of carrying value of redeemable shares to redemption value	$-	$2,543,059

The accompanying notes are an integral part of these unaudited financial statements.

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

At March 31, 2026, the Company had not yet commenced any operations. All activity through March 31, 2026 related to the Company’s formation and the Initial Public Offering (as defined below). Since the IPO, the Company’s activity has been limited to the costs in pursuit of the consummation of an initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS (Continued)

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

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS (Continued)

Liquidity, Capital Resources and Going Concern Consideration

As of March 31, 2026, the Company had $243,576 of cash in its operating bank account and working capital of $54,122.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and loan from the Sponsor of $225,461 under the Note (as defined in Note 4). On August 1, 2025, the Company has repaid $225,461 under the promissory note. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2025 and March 31,2026, there were no amounts outstanding under any Working Capital Loan.

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

While the Company expects to have access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. The liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements as of March 31, 2026 and for the three months ended March 31, 2026 are unaudited. In the opinion of management, the consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the periods. The accompanying balance sheet as of December 31, 2025, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Use of Estimates

The preparation of consolidated condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $420,340 and $243,576 in cash as of December 31, 2025 and March 31, 2026, respectively. The Company had no cash equivalents as of December 31, 2025 and March 31, 2026.

Cash Held in Trust Account

The Company had $284,776,628 and $287,319,687 a of cash in the trust account held in an interest bearing demand deposit account as of December 31, 2025 and March 31, 2026, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2026 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered to be an exempted British Virgin Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the provision for income taxes was deemed to be de minimis for the three months ended March 31, 2026.

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and Retained earnings. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of March 31, 2026 and December 31,2025, the 28,000,000 Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2025	$284,776,628
Plus:
Accretion of carrying value to redemption value	2,543,059
Class A ordinary shares subject to possible redemption, March 31, 2026	$287,319,687

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net (Loss)/Income per Ordinary Share

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

The following tables reflect the net (loss)/income per share after allocating income between the shares based on outstanding shares:

	For the Period from March 20, 2025 (Inception) through March 31, 2025		For the three months ended March 31, 2026
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income per share:
Allocation of (loss)/income – basic and diluted	$-	$(5,420)	$2,011,318	$2,011,318

Denominator:
Basic and diluted weighted average share of ordinary shares:	-	10,714,286	29,200,000	12,000,000
Basic and diluted net income per share	$0.00	$0.00	$0.07	$0.17

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2025 and March 31, 2026, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 25, 2025, the Company issued an aggregate of 12,321,429 founder shares to the Sponsor for an aggregate purchase price of $25,000 in cash. The funds were received on May 27, 2025. Following the partial exercise of the over-allotment option on August 11, 2025, on September 9, 2025, the Underwriters advised the Company that it has elected not to exercise the remaining over-allotment option and thereby forfeit the option. As a result, on September 9, 2025, the Company cancelled a total of 321,429 founder shares. As of March 31, 2026, sponsor held a total of 12,000,000 founder shares and none was subject to forfeiture.

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

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS (Continued)

Administrative Services Arrangement

An affiliate of our Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company our Sponsor certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company. The Company has agreed to pay to the affiliate of our Sponsor, $20,000 per month, for up to 18 months, subject to extension to up to 21 months, for such administrative services. For the three months ended March 31, 2026, $60,000 was charged to operations and no amounts were outstanding at March 31, 2026.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Up to $2,500,000 of such loans may be convertible into private units, at a price of $10.00 per unit, at the option of the applicable lender. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2026, no amounts under such loans have been drawn.

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

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

NOTE 7. STOCKHOLDER’S EQUITY

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. On December 31, 2025 and March 31, 2026, there were no preferred shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. As a result of closing of the IPO and the partial exercise of the over-allotment option partial exercise of the over-allotment option, on December 31, 2025 and March 31, 2026, there were 1,200,000 Class A ordinary shares issued or outstanding, excluding 28,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary shares — The Company is authorized to issue 50,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. On March 25, 2025, the Company issued an aggregate of 12,321,429 ordinary shares to the Sponsor for an aggregate purchase price of $25,000 in cash, of which 1,607,143 shares held by the Sponsor are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full. Following the partial exercise of the over-allotment option on August 11, 2025 and cancellation 321,429 ordinary shares on September 9, 2025, on December 31, 2025 and March 31, 2026, there were 12,000,000 ordinary shares issued and outstanding.

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

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2025	March 31, 2026
Asset:
Cash held in trust	1	$284,776,628	$287,319,687

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For the Three Months Ended March 31, 2026
(Unaudited)
Formation and operating costs	$(531,741)
Interest income on cash held in trust account	$2,543,059
Cash held in Trust Account	$287,319,687

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

NOTE 10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred through the date the consolidated condensed financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to D. Boral ARC Acquisition I Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to MFH 1, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form S-1 declared effective with the SEC on July 30, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2026 related to the Company’s formation and the Initial Public Offering (“IPO”). Since the IPO, the Company’s activity has been limited to the costs in pursuit of the consummation of an initial business combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to continue to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended March 31, 2026, we had a net income of $2,011,318, which comprised of operating costs of $531,741 and interest income on the trust account $2,543,059.

For the period from March 20, 2025 (inception) through March 31, 2025, we had a net loss of $5,420, which was formation cost.

Liquidity and Capital Resources

As of March 31, 2026, we had available to us $243,576 of cash on our balance sheet and a working capital of $54,122.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Use of Proceeds from the Public Offering

On August 1, 2025, the Company consummated its Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A Ordinary Shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000 (the “Initial Public Offering”) and incurring offering costs of 3,582,634, consisting of $2,419,400 of the Representative Shares and $1,163,234 of other offering costs.

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

On August 11, 2025, the underwriters of the IPO notified the Company of their partial exercise of the over-allotment option and purchased 3,000,000 additional units (the “Option Units”) at $10.00 per unit upon the closing of the over-allotment option, generating gross proceeds of $30,000,000. The over-allotment option closed on August 15, 2025.

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

D. Boral ARC Acquisition I Corp.

Date: May 15, 2026	By:	/s/ David Boral
David Boral
Chief Executive Officer
(principal executive officer)

D. Boral ARC Acquisition I Corp.

Date: May 15, 2026	By:	/s/ John Darwin
John Darwin
Chief Financial Officer (principal financial and accounting officer)