Form 10-Q
period 2026-06-30
D. Boral ARC Acquisition I Corp.
filed 2026-08-14
CIK 2065779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 14, 2026, there were 29,200,000 Class A ordinary shares, par value $0.0001 per share, and 12,000,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

D. BORAL ARC ACQUISITION I CORP.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION:		1
Item 1.	Condensed Consolidated Financial Statements:	1
	Condensed Consolidated Balance Sheets as of June 30, 2026 (unaudited) and December 31, 2025	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026, for the three months ended June 30,2025 and for the period from March 20, 2025 (inception) through June 30, 2025	2
	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the six months ended June 30, 2026 and for the period from March 20, 2025 (inception) through June 30, 2025	3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and for the period from March 20, 2025 (inception) through June 30, 2025	4
	Notes to Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23

PART II - OTHER INFORMATION:		24
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

D. BORAL ARC ACQUISITION I CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2025	June 30, 2026
	(Audited)	(Unaudited)
ASSETS
Current Assets
Cash	$420,340	$41,733
Prepaid expenses	203,134	151,886
Total Current Assets	623,474	193,619

Cash held in trust account	284,776,628	289,883,138
Total Assets	$285,400,102	$290,076,757

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$37,611	$812,530
Total Current Liabilities	37,611	812,530

Total Liabilities	37,611	812,530

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 28,000,000 shares issued and outstanding, at redemption value of $10.35 on June 30, 2026 and $10.17 on December 31, 2025, respectively	284,776,628	289,883,138

Shareholders’ Equity
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,200,000 issued and outstanding (excluding 28,000,000 shares subject to redemption)	120	120
Class B ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 12,000,000 issued and outstanding	1,200	1,200
Additional paid-in capital	-	-
Retained Earnings (Accumulated Deficit)	584,543	(620,231)
Total Shareholders’ Equity (Deficit)	585,863	(618,911)
Total Liabilities and Shareholders’ Equity (Deficit)	$285,400,102	$290,076,757

The accompanying notes are an integral part of these unaudited condensed financial statements.

D. BORAL ARC ACQUISITION I CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six months Ended June 30, 2026	For the Period from March 20, 2025 (Inception) through June 30, 2025
Formation and operating costs	$(673,033)	$(36,000)	$(1,204,774)	$(41,420)

Other income:
Interest income on cash held in trust account	2,563,451	-	5,106,510	-
Total other income	2,563,451	-	5,106,510	-

Net income (loss)	$1,890,418	$(36,000)	$3,901,736	$(41,420)

Weighted average shares of Class A ordinary shares outstanding, basic and diluted	29,200,000	-	29,200,000	-
Class A ordinary shares - basic and diluted net income per share	0.05	-	0.09	-

Weighted average shares of Class B ordinary shares outstanding, basic and diluted	12,000,000	12,321,429	12,000,000	12,321,429
Class B ordinary shares - basic and diluted net income per share	0.05	(0.00)	0.09	(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

D. BORAL ARC ACQUISITION I CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid-In	Retained Earnings (Accumulated	Subscription	Total Shareholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	Receivable	(Deficit)
Balance – January 1, 2026	1,200,000	$120	12,000,000	$1,200	$-	$584,543	$-	$585,863
Accretion in value of Class A ordinary shares	-	-	-	-	-	(2,543,059)	-	(2,543,059)
Net income	-	-	-	-	-	2,011,318	-	2,011,318
Balance – March 31, 2026	1,200,000	$120	12,000,000	$1,200	$-	$52,802	$-	$54,122
Accretion in value of Class A ordinary shares	-	-	-	-	-	(2,563,451)	-	(2,563,451)
Net income	-	-	-	-	-	1,890,418	-	1,890,418
Balance – June 30, 2026	1,200,000	$120	12,000,000	$1,200	$-	$(620,231)	$-	$(618,911)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES SHAREHOLDER’S EQUITY (DEFICIT)

FOR THE PERIOD FROM MARCH 20, 2025 (INCEPTION) THROUGH JUNE 30, 2025

(UNAUDITED)

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid-In	Accumulated	Subscription	Total Shareholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balance – March 20, 2025 (inception)	-	$-	-	$-	$-	$-	$-	$-
Class B ordinary shares issued to Sponsor(1)	-	-	12,321,429	1,232	23,768	-	(25,000)	-
Net loss	-	-	-	-	-	(5,420)	-	(5,420)
Balance – March 31, 2025	-	$-	12,321,429	$1,232	$23,768	$(5,420)	$(25,000)	$(5,420)
Proceeds from issuance of Class B ordinary shares to Sponsor	-	-	-	-	-	-	25,000	25,000
Net loss			-	-	-	(36,000)	-	(36,000)
Balance – June 30, 2025	-	$-	12,321,429	$1,232	$23,768	$(41,420)	$-	$(16,420)

(1)	Includes an aggregate of 321,429 Ordinary Shares cancelled on September 9, 2025 to the extent that the underwriters’ over-allotment was not exercised.

The accompanying notes are an integral part of these unaudited financial statements.

D. BORAL ARC ACQUISITION I CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six months Ended June 30, 2026	For the Period from March 20, 2025 (Inception) through June 30, 2025
Cash flows from Operating Activities:
Net income (loss)	$3,901,736	$(41,420)

Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Payment of expenses through promissory note – related party	-	41,420
Investment income in trust account	(5,106,510)	-
Changes in operating assets and liabilities:
Prepaid expenses	51,248	-
Accrued Expenses	774,919	-
Net cash used in operating activities	(378,607)	-

Cash flows from investing activities:
Investment of cash in Trust Account	-	-
Net cash used in investing activities

Proceeds from issuance of Class B ordinary shares to Sponsor	-	25,000
Net cash provided by financing activities	-	25,000

Net change in cash	(378,607)	25,000
Cash at the beginning of the period	420,340	-
Cash at the end of the period	$41,733	$25,000

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in promissory note	$-	$173,041
Accretion of carrying value of redeemable shares to redemption value	$5,160,510	$-

The accompanying notes are an integral part of these unaudited financial statements.

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At June 30, 2026, the Company had not yet commenced any operations. All activity through June 30, 2026 related to the Company’s formation and the Initial Public Offering (as defined below). Since the IPO, the Company’s activity has been limited to the costs in pursuit of the consummation of an initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS (Continued)

Liquidity, Capital Resources and Going Concern Consideration

As of June 30, 2026, the Company had $41,733 of cash in its operating bank account and working capital deficit of $618,911.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and loan from the Sponsor of $225,461 under the Note (as defined in Note 4). On August 1, 2025, the Company has repaid $225,461 under the promissory note. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2025 and June 30, 2026, there were no amounts outstanding under any Working Capital Loan.

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

While the Company expects to have access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. In addition, the Company initially has until January 31, 2027 to consummate the initial Business Combination (assume no extensions). If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the 12-month period from the issuance date of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management has determined that such additional conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate.

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements as of June 30, 2026 and for the six months ended June 30, 2026 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the periods. The accompanying balance sheet as of December 31, 2025, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $420,340 and $41,733 in cash as of December 31, 2025 and June 30, 2026, respectively. The Company had no cash equivalents as of December 31, 2025 and June 30, 2026.

Cash Held in Trust Account

The Company had $284,776,628 and $289,883,138 of cash in the trust account held in an interest bearing demand deposit account as of December 31, 2025 and June 30, 2026, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2026 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered to be an exempted British Virgin Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the provision for income taxes was deemed to be de minimis for the three and six months ended June 30, 2026.

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and Retained earnings. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of June 30, 2026 and December 31,2025, the 28,000,000 Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2025	$284,776,628
Plus:
Accretion of carrying value to redemption value	5,106,510
Class A ordinary shares subject to possible redemption, June 30, 2026	$289,883,138

Net Income/(Loss) per Ordinary Share

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

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Net income per share of ordinary shares is calculated by dividing the net income by the weighted average number of shares of ordinary shares outstanding during the respective period.

The following tables reflect the net Income/(Loss) per share after allocating income between the shares based on outstanding shares:

	For the three months ended June 30, 2026		For the three months ended June 30, 2025		For the six months ended June 30, 2026		For the period from March 20, 2025 (Inception) through June 30, 2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income per share:
Allocation of Income/(Loss) – basic and diluted	$1,339,811	$550,607	$-	$(36,000)	$2,765,308	$1,136,428	$-	$(41,420)

Denominator:
Basic and diluted weighted average share of ordinary shares:	29,200,000	12,000,000	-	12,000,000	29,200,000	12,000,000	-	12,000,000
Basic and diluted net income per share	$0.05	$0.05	$-	$(0.00)	$0.09	0.09	-	(0.00)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2025 and June 30, 2026, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow Scope Improvements (“ASU 2025-11”), to improve the guidance for interim reporting and clarify when that guidance is applicable. The ASU 2025-11 provides a comprehensive list of required disclosures and also requires entities to disclose events since the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and for interim reporting periods within annual reporting periods beginning after December 15, 2028, for entities other than public business entities. Early adoption is permitted. Management is currently evaluating ASU 2025-11 to determine its impact on the Company’s disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 25, 2025, the Company issued an aggregate of 12,321,429 founder shares to the Sponsor for an aggregate purchase price of $25,000 in cash. The funds were received on May 27, 2025. Following the partial exercise of the over-allotment option on August 11, 2025, on September 9, 2025, the Underwriters advised the Company that it has elected not to exercise the remaining over-allotment option and thereby forfeit the option. As a result, on September 9, 2025, the Company cancelled a total of 321,429 founder shares. As of June 30, 2026, sponsor held a total of 12,000,000 founder shares and none was subject to forfeiture.

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

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS (Continued)

Administrative Services Arrangement

An affiliate of our Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company our Sponsor certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company. The Company has agreed to pay to the affiliate of our Sponsor, $20,000 per month, for up to 18 months, subject to extension to up to 21 months, for such administrative services. For the six months ended June 30, 2026, $120,000 was charged to operations and no amounts were outstanding at June 30, 2026.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Up to $2,500,000 of such loans may be convertible into private units, at a price of $10.00 per unit, at the option of the applicable lender. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026, no amounts under such loans have been drawn.

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

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 7. STOCKHOLDER’S EQUITY

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. On December 31, 2025 and June 30, 2026, there were no preferred shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. As a result of closing of the IPO and the partial exercise of the over-allotment option partial exercise of the over-allotment option, on December 31, 2025 and June 30, 2026, there were 1,200,000 Class A ordinary shares issued or outstanding, excluding 28,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary shares — The Company is authorized to issue 50,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. On March 25, 2025, the Company issued an aggregate of 12,321,429 ordinary shares to the Sponsor for an aggregate purchase price of $25,000 in cash, of which 1,607,143 shares held by the Sponsor are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full. Following the partial exercise of the over-allotment option on August 11, 2025 and cancellation 321,429 ordinary shares on September 9, 2025, on December 31, 2025 and June 30, 2026, there were 12,000,000 ordinary shares issued and outstanding.

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

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2025	June 30, 2026
Asset:
Cash held in trust	1	$284,776,628	$289,883,138

D. BORAL ARC ACQUISITION I CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For the Six months Ended June 30, 2026
(Unaudited)
Formation and operating costs	$(1,204,774)
Interest income on cash held in trust account	$51,065,109
Cash held in Trust Account	$289,883,138

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

NOTE 10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred through the date the condensed consolidated financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except the following.

On July 29, 2026, the Company held a special meeting of its shareholders (the “Special Meeting”). At the Special Meeting, the Company’s shareholders voted to approve the previously announced business combination between Exascale and BCAR (the “Business Combination”), as well as all other proposals related to the Business Combination considered and voted upon at the Meeting. The Company’s shareholders elected to redeem an aggregate of 26,865,211 Class A ordinary shares, representing 95.95% of the outstanding public shares, at the special meeting.

Following redemptions by BCAR shareholders in connection with the special meeting, there will be approximately $12 million remaining in BCAR’s trust account, which amount, net of transaction expenses, will be available to PubCo at closing. The amount retained in the trust account will satisfy the minimum cash closing condition under the terms of the business combination agreement. Exascale and BCAR do not currently anticipate pursuing any additional financing prior to closing the transaction. As of August 14, 2026, the trust funds have not been distributed to redeemed shareholders and the business combination has not been closed yet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to D. Boral ARC Acquisition I Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to MFH 1, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2026 related to the Company’s formation and the Initial Public Offering (“IPO”). Since the IPO, the Company’s activity has been limited to the costs in pursuit of the consummation of an initial business combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to continue to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended June 30, 2026, we had a net income of $1,890,418, which comprised of operating costs of $673,033 and interest income on the trust account $2,563,451.

For the three months ended June 30, 2025, we had a net loss of $36,000 which was operating costs.

For the six months ended June 30, 2026, we had a net income of $3,901,736, which comprised of operating costs of $1,204,774 and interest income on the trust account $5,106,510.

For the period from March 20, 2025 (inception) through June 30, 2025, we had a net loss of $41,420, which was operating costs.

Liquidity and Capital Resources

As of June 30, 2026, we had $41,733 of cash available to us and a working capital deficit of $618,911.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 11, 2025, the underwriters of the IPO notified the Company of their partial exercise of the over-allotment option and purchased 3,000,000 additional units (the “Option Units”) at $10.00 per unit upon the closing of the over-allotment option, generating gross proceeds of $30,000,000. The over-allotment option closed on August 13, 2025. On September 9, 2025, the Underwriters advised the Company that it has elected not to exercise the remaining over-allotment option and thereby forfeit the option. As a result, on September 9, 2025, the Company cancelled a total of 321,429 of the Company’s founder shares, issued to MFH 1, LLC.

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

D. Boral ARC Acquisition I Corp.

Date: August 14, 2026	By:	/s/ David Boral
David Boral
Chief Executive Officer
(principal executive officer)

D. Boral ARC Acquisition I Corp.

Date: August 14, 2026	By:	/s/ John Darwin
John Darwin
Chief Financial Officer (principal financial and accounting officer)